Form 10-Q
period 2026-06-30
Canary HBAR ETF
filed 2026-08-07
CIK 2039458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-42918

Canary HBAR ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6922743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC 8 Cadillac Drive, Suite 300 Brentwood, Tennessee	37027 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary HBAR ETF (“Shares”)	HBR	The Nasdaq Stock Market, LLC

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

The Registrant had 5,180,000 shares outstanding as of July 29, 2026.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.

Financial Statements

Statements of Assets and Liabilities (unaudited)

Schedules of Investments (unaudited)

Statement of Operations (unaudited)

Statement of Changes in Net Assets (unaudited)

Notes to the Financial Statements (unaudited)

		1 1 2 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY HBAR ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in HBAR, at value (Note 2)	$46,157,486	$50,616,211
Total Assets	$46,157,486	$50,616,211

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$40,388	$47,398
Total Liabilities	40,388	47,398
NET ASSETS	$46,117,098	$50,568,813

NET ASSETS CONSIST OF:
Paid-in capital	$106,497,184	$88,069,572
Total distributable earnings (accumulated deficit)	(60,380,086)	(37,500,759)
Net Assets	$46,117,098	$50,568,813

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$46,117,098	$50,568,813
Shares Outstanding^	4,870,000	3,460,000
Net Asset Value, Offering and Redemption Price per Share	$9.47	$14.62

Investments in securities, at cost	$105,908,469	$87,975,693

^	No Par Value.

See accompanying notes to financial statements.

CANARY HBAR ETF

Schedule of Investment (Unaudited)

June 30, 2026

Investments - 100.1%	Quantity	Fair Value
Crypto Currency - 100.1%
Hedera	663,209,584	$46,157,486
TOTAL CRYPTO CURRENCY (Cost $105,908,469)	663,209,584	46,157,486
TOTAL INVESTMENTS - 100.1% (Cost $105,908,469)		46,157,486
Liabilities in Excess of Other Assets - (0.1)%		(40,388)
TOTAL NET ASSETS - 100.0%		$46,117,098

Percentages are stated as a percent of net assets.

See accompanying notes to financial statements.

CANARY HBAR ETF

Schedule of Investment

December 31, 2025

Investments - 100.1%	Quantity	Fair Value
Crypto Currency - 100.1%
Hedera	473,456,805	$50,616,211
TOTAL CRYPTO CURRENCY (Cost $87,975,693)	473,456,805	50,616,211
TOTAL INVESTMENTS - 100.0% (Cost $87,975,693)		50,616,211
Liabilities in Excess of Other Assets - (0.1)%		(47,398)
TOTAL NET ASSETS - 100.0%		$50,568,813

Percentages are stated as a percent of net assets.

See accompanying notes to financial statements.

CANARY HBAR ETF

Statements of Operations

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Six Months Ended June 30, 2026 (Unaudited)*
Expenses:
Sponsor fees (Note 3)	$127,272	$253,789
Total Expenses	127,272	253,789
Sponsor fees waived (Note 3)	—	—
Net Expenses	127,272	253,789
Net Investment income (loss)	$(127,272)	$(253,789)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$(107,510)	$(234,037)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(12,065,898)	(22,391,501)

Net realized and unrealized gain (loss) on investments	(12,173,408)	(22,625,538)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(12,300,680)	$(22,879,327)

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

CANARY HBAR ETF

Statements of Changes in Net Assets

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Six Months Ended June 30, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$(127,272)	$(253,789)
Net realized gain (loss) on investments	(107,510)	(234,037)
Net change in unrealized appreciation (depreciation) of investments	(12,065,898)	(22,391,501)
Net increase (decrease) in net assets resulting from operations	(12,300,680)	(22,879,327)

CAPITAL SHARE TRANSACTIONS
Shares sold	8,078,764	18,427,612
Shares redeemed	—	—
Net increase (decrease) in net assets from capital share transactions	8,078,764	18,427,612
Total increase (decrease) in net assets	(4,221,916)	(4,451,715)

NET ASSETS
Beginning of Period	50,339,014	50,568,813
End of Period	$46,117,098	$46,117,098

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

Canary HBAR ETF

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2026 (Unaudited)
Assets
Investment in HBAR	$46,157,486	$—	$—	$46,157,486
December 31, 2025
Assets
Investment in HBAR	$50,616,211	$—	$—	$50,616,211

There were no transfers between levels for the six months ended June 30, 2026 or for the period from October 27, 2025 (initial share purchase date) to December 31, 2025.

The following tables summarize activity in HBAR for the six months ended June 30, 2026 and for the period from October 27, 2025 (initial share purchase date) to December 31, 2025:

	HBAR	Fair Value
Beginning balance as of January 1, 2026	473,456,805	$50,616,211
HBAR purchased	66,862,414	6,626,843
HBAR sold for the redemption of Shares	—	—
HBAR contributed in-kind for the creation of Shares	125,515,027	11,800,763
HBAR distributed in-kind for the redemption of Shares	—	—
HBAR transferred to pay the Sponsor fee	(2,624,662)	(260,793)
Net change in unrealized appreciation (depreciation) in HBAR	—	(22,391,501)
Net realized gain (loss) on investment in HBAR transferred to pay Sponsor fee	—	(234,037)
Net realized gain (loss) on investment in HBAR sold for redemptions	—	—
Ending balance as of June 30, 2026 (Unaudited)	663,209,584	$46,157,486

	HBAR	Fair Value
Beginning balance as of October 27, 2025	—	$—
HBAR purchased	115,036,066	18,666,952
HBAR contributed in-kind for the creation of Shares	358,760,676	69,409,913
HBAR distributed in-kind for the redemption of Shares	—	—
HBAR transferred to pay the Sponsor fee	(339,937)	(56,807)
Net change in unrealized appreciation (depreciation) in HBAR	—	(37,359,482)
Net realized gain (loss) on investment in HBAR transferred to pay Sponsor fee	—	(44,365)
Ending balance as of December 31, 2025	473,456,805	$50,616,211

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

Share activity for the three and six months ended June 30, 2026 were as follows:

	Three Months Ended June 30, 2026 (Unaudited)*		Six Months Ended June 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	670,000	$8,078,764	1,410,000	$18,427,612
Redemptions	—	—	—	—
Net change in Shares created and redeemed	670,000	$8,078,764	1,410,000	$18,427,612

*	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2026 (Unaudited)*	Six Months Ended June 30, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$11.99	$14.62
Net Investment Income (Loss)(a)	(0.03)	(0.06)
Net Realized and Unrealized Gain (Loss) on Investments(b)	(2.49)	(5.09)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(2.52)	(5.15)
Net Asset Value, End of Period	$9.47	$9.47
Market Value Per Share(c)	$9.48	$9.48
Total Return at Net Asset Value(d)	-20.99%	-35.21%
Total Return at Market Value(c)(d)	-20.41%	-35.19%

Ratios to Average Net Assets:(e)
Expense Ratio	0.95%	0.95%
Net Investment Income (Loss)	-0.95%	-0.95%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was October 27, 2025.

(a)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(d)	Not annualized.
(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. As of June 30, 2026, the Sponsor did not own any Shares of the Trust.

On June 9, 2026, the Sponsor and the Trustee entered into a Second Amended and Restated Trust Agreement (the “Second A/R Trust Agreement”). The Second A/R Trust Agreement authorizes the Trust to participate in a staking program. All staking rewards are paid to the Sponsor as additional compensation and are not included in the Trust’s NAV. The Sponsor has sole authority to direct and manage all aspects of any staking program, including the decision to cause the Trust to participate or not participate in any staking program, the selection of any staking provider, the terms and conditions of any staking arrangements, and the amount and timing of HBAR to be staked, in each case without the consent of the Trust, the Trustee, or any shareholder. All staking rewards received by or on behalf of the Trust are the sole property of the Sponsor and are not considered part of the Trust’s estate or included in the calculation of the Trust’s HBAR holdings, creation HBAR amount, or NAV. The Sponsor is not liable to the Trust or any shareholder or beneficial owner for any loss or liability arising out of or in connection with the Trust’s participation in any staking program, the selection of any staking provider, the amount of HBAR staked, or any slashing, penalty, or loss of staked HBAR, provided that the Sponsor acted in good faith and without fraud, gross negligence, bad faith, or willful misconduct.

The Sponsor may amend, modify, waive, defer, or cancel such arrangements from time to time in its sole and absolute discretion. For the period June 12, 2026 (commencement of staking activity) through June 30, 2026, The staking program generated staking rewards of 649,021 HBAR representing a fair value of $45,165. As of June 30, 2026, 663,209,584 HBAR were staked representing a fair value of $46,157,486.

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

Results of Operations*

Three Months Ended June 30, 2026

The Trust’s net asset value decreased from $50,339,014 at March 31, 2026, to $46,117,098 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 4,200,000 at March 31, 2026, to 4,870,000 at June 30, 2026, as a result of 670,000 Shares being created and no Shares being redeemed during the quarter, and a decrease in the value of HBAR, which depreciated -20.92% from $0.09 at March 31, 2026, to $0.07 at June 30, 2026.

The net asset value per Share decreased -20.99% from $11.99 at March 31, 2026, to $9.47 at June 30, 2026.

The net asset value per Share of $13.19 at May 14, 2026 was the highest during the quarter, compared with a low of $9.47 at June 30, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026, was $(12,300,680), resulting from a decrease in unrealized gain on the Trust’s HBAR investment of $(12,065,898), realized losses on the disposition of HBAR of $(107,510), and Sponsor Fees incurred of $127,272.

Six Months Ended June 30, 2026

The Trust’s net asset value decreased from $50,568,813 at December 31, 2025, to $46,117,098 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 3,460,000 at December 31, 2025, to 4,870,000 at June 30, 2026, as a result of 1,410,000 Shares being created and no Shares being redeemed during the six-month period, and a decrease in the value of HBAR, which depreciated -34.90% from $0.11 at December 31, 2025, to $0.07 at June 30, 2026.

The net asset value per Share decreased -35.21% from $14.62 at December 31, 2025, to $9.47 at June 30, 2026.

The net asset value per Share of $17.72 at January 5, 2026 was the highest during the six-month period, compared with a low of $9.47 at June 30, 2026.

The decrease in net assets from operations for the six months ended June 30, 2026, was $(22,879,327), resulting from a decrease in unrealized gain on the Trust’s HBAR investment of $(22,391,501), realized losses on the disposition of HBAR of $(234,037), and Sponsor Fees incurred of $253,789.

* No comparative prior-year periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. The Trust did not redeem any Baskets in connection with Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on June 9, 2026
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on November 12, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135), filed on September 22, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.4**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on September 22, 2025
10.5**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.6**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.7**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.8**	Amended and Restated Sponsor Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on June 9, 2026
10.9**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on October 7, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-283135) filed on September 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary HBAR ETF
Date: August 7, 2026
	By:	/s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.